Form 10-K
period 2011-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2012-03-30
CIK 1530219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

333-171508-01

(Commission File Number of issuing entity)

GS Mortgage Securities Trust 2011-GC5

(Exact name of issuing entity as specified in its charter)

333-171508

(Commission File Number of depositor)

GS Mortgage Securities Corporation II

(Exact name of depositor as specified in its charter)

Goldman Sachs Mortgage Company

Citigroup Global Markets Realty Corp.

(Exact name of sponsor as specified in its charter)

New York	45-6538212 45-6538166 45-6538343
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The Park Place Mall mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the Prospectus Supplement filed with the SEC on October 11, 2011. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,277,767.00 for the twelve month period ending December 31, 2011.

The 1551 Broadway mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the Prospectus Supplement filed with the SEC on October 11, 2011. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,516,263.00 for the twelve month period ending December 31, 2011.

American Eagle Outfitters, Inc., the guarantor of the lease of the sole tenant at the mortgaged property that secures the 1551 Broadway mortgage loan, constitutes a significant obligor within the meaning of Item 1101(k)(1) of Regulation AB as disclosed in the Prospectus Supplement filed with the SEC on October 11, 2011. Set forth in the table below is the information required under Item 1112(b) of Regulation AB with respect to such significant obligor:

	January 28, 2012	January 29, 2012	January 30, 2012	January 31, 2012	February 1, 2012
	(In thousands, except per share amounts, ratios and other financial information)
Summary of Operations(2)
Net sales	$3,159,818	$2,967,559	$2,940,269	$2,948,679	$3,041,158
Comparable store sales increase (decrease)(3)	3%	(1)%	(4)%	(10)%	1%
Gross profit	$1,128,341	$1,170,959	$1,173,430	$1,197,186	$1,438,236
Gross profit as a percentage of net sales	35.7%	39.5%	39.9%	40.6%	47.3%
Operating Income	$231,136	$317,261	$310,392	$382,797	$652,201
Operating income as a percentage of net sales	7.3%	10.7%	10.6%	13.0%	21.4%
Income from continuing operations	$151,705	$181.934	$213,398	$229,984	$433,507
Income from continuing operations as a percentage of net sales	4.8%	6.1%	7.3%	7.8%	14.3%
Per Share Results
Income from continuing operations per common share-basic	$0.78	$0.91	$1.04	$1.12	$2.01
Income from continuing operations per common share-diluted	$0.77	$0.90	$1.02	$1.11	$1.97
Weighted average common shares outstanding — basic	194,445	199,979	206,171	205,169	216,119
Weighted average common shares outstanding — diluted	196,314	201,818	209,512	207,582	220,280
Cash dividends per common share	$0.44	$0.93	$0.40	$0.40	$0.38
Balance Sheet Information
Total cash and short-term investments	$745,044	$734,695	$698,635	$483,853	$619,939

	January 28, 2012	January 29, 2012		January 30, 2012	January 31, 2012	February 1, 2012
Long-term investments	$847		$5,915	$197,773	$251,007		$165,810
Total assets	$1,950,802		$1,879,998	$2,138,148	$1,963,676		$1,867,680
Short-term debt	$—	$		$30,000	$75,000	$
Long-term debt	$—		$—	$—	$—	$
Stockholders’ equity	$1,416,851		$1,351,071	$1,578,517	$1,409,031		$1,340,464
Working capital	$882,087		$786,573	$758,075	$523,596		$644,656
Current ratio	3.18		3.03	2.85	2.30		2.71
Average return on stockholders’ equity	11.0%		9.6%	11.3%	13.0%		29.0%
Other Financial Information(2)
Total stores at year-end	1,090		1,086	1,075	1,070		968
Capital expenditures	$100,135		$84,259	$127,080	$243,564		$249,640
Net sales per average selling square foot(4)	$545		$524	$526	$563		$644
Total selling square feet at end of period	5,115,770		5,067,489	4,981,595	4,920,285		4,492,198
Net sales per average gross square foot(4)	$436		$420	$422	$452		$522
Total gross square feet at end of period	6,398,034		6,339,469	6,215,355	6,139,663		5,581,769
Number of employees at end of period	39,600		39,900	38,800	36,900		38,400

(1)	All fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations and exclude MARTIN+OSA’s results of operations for all periods. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of MARTIN+OSA.
(3)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period in Fiscal 2006.
(4)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

The registrant knows of no pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entities contemplated by Item 1117 of Regulation AB that would be material to Certificateholders, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The assessment of compliance for Wells Fargo Bank, National Association (the “Company”) disclosed the following material instance of noncompliance with servicing criterion 1122(d)(4)(i), during the year ended December 31, 2011:

With respect to certain commercial mortgage loans, the Company failed to timely file continuation statements for certain Uniform Commercial Code (“UCC”) financing statements as required by the transaction agreements, thereby causing such UCC financing statements to lapse.

As a result of the non-compliance described above, certain non-possessory security interests in certain types of personal property collateral for these loans became unperfected and, as a result, subject to a possible loss of priority.

Remediation

Promptly following the Company’s discovery of such omissions as part of its normal internal compliance review process, the Company filed new UCC financing statements in all cases. In order to reduce the possibility of similar occurrences in the future, the Company has provided enhanced training to the responsible personnel, improved the quality of the relevant computer data feeds and generally tightened its procedures for the filing of continuation statements.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

31	Rule 15(d)-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Torchlight Loan Services, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Pentalpha Surveillance, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as custodian

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Torchlight Loan Services, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter
J. Theodore Borter, President
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

31	Rule 15(d)-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Torchlight Loan Services, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Pentalpha Surveillance, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as custodian

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Torchlight Loan Services, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator