Form 10-K/A
period 2011-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2012-07-30
CIK 1530219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Goldman Sachs Mortgage Company
Citigroup Global Markets Realty Corp.
(Exact name of sponsor as specified in its charter)

45-6538212
45-6538166
New York	45-6538343
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, is to file (i) the final, executed Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee, (ii) the final, executed Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor, and (iii) the final, executed Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor, listed as Exhibits 4, 10.1 and 10.2, respectively, of the Exhibit List under Item 15(a)(3) of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for GS Mortgage Securities Trust 2011-GC5 (the “Original Form 10-K”).

No other changes have been made to the Original Form 10-K other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

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

Item 1123 of Regulation AB
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits:

Exhibit Number	Description
4
Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee.

10.1
Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor.

10.2
Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor.
31	Rule 15(d)-14(d) Certification
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance, LLC, as operating advisor
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian
34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Wells Fargo Bank, National Association, as master servicer
34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Torchlight Loan Services, LLC, as special servicer
34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Pentalpha Surveillance, LLC, as operating advisor
34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator
34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as custodian
35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2	Servicer compliance statement, Torchlight Loan Services, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2012

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter
J. Theodore Borter, President
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description
4
Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee.

10.1
Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor.

10.2
Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor.

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