Form 10-K
period 2012-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2013-03-29
CIK 1530219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Not Applicable

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

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not Applicable

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

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB, Significant Obligor or Pool Assets Financial Information

The Park Place Mall mortgage loan (Control #1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,709,704 for the twelve month period ended December 31, 2012.

The 1551 Broadway mortgage loan (Control #2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,925,656 for the twelve month period ended December 31, 2012.

American Eagle Outfitters, Inc., the guarantor of the lease of the sole tenant at the mortgaged property that secures the 1551 Broadway mortgage loan (Control #2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101(k)(1) of Regulation AB. Set forth in the table below is the information required under Item 1112(b) of Regulation AB with respect to such significant obligor:

(In thousands, except per share	As of and For the Years Ended (1)
amounts, ratios and other financial information)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Summary of Operations(2)
Total Net Revenue	$3,475,802	$3,120,065	$2,945,294	$2,927,730	$2,948,679
Comparable sales increase (decrease)(3)	9%	4%	(1)%	(3)%	(7)%
Gross Profit	$1,390,322	$1,144,594	$1,182,151	$1,182,139	$1,197,186
Gross profit as a percentage of net sales	40.0%	36.7%	40.1%	40.4%	40.6%
Operating income	$394,606	$269,335	$339,552	$325,713	$382,797
Operating income as a percentage of net sales	11.4%	8.6%	11.5%	11.1%	13.0%

(In thousands, except per share	As of and For the Years Ended (1)
amounts, ratios and other financial information)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Income from continuing operations	$264,098	$175,279	$195,731	$228,298	$229,984
Income from continuing operations as a percentage of net sales	7.6%	5.6%	6.7%	7.8%	7.8%
Per Share Results
Income from continuing operations per common share-basic	$1.35	$0.90	$0.98	$1.11	$1.12
Income from continuing operations per common share-diluted	$1.32	$0.89	$0.97	$1.09	$1.11
Weighted average common shares outstanding — basic	196,211	194,445	199,979	206,171	205,169
Weighted average common shares outstanding — diluted	200,665	196,314	201,818	209,512	207,582
Cash dividends per common share	$2.05	$0.44	$0.93	$0.40	$0.40
Balance Sheet Information
Total cash and short-term investments	$630,992	$745,044	$734,695	$698,635	$483,853
Long-term investments	$—	$847	$5,915	$197,773	$251,007
Total assets	$1,756,053	$1,950,802	$1,879,998	$2,138,148	$1,963,676
Short-term debt	$—	$—	$—	$30,000	$75,000
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,221,187	$1,416,851	$1,351,071	$1,578,517	$1,409,031
Working capital	$705,898	$882,087	$786,573	$758,075	$523,596
Current ratio	2.62	3.18	3.03	2.85	2.30
Average return on stockholders’ equity	17.6%	11.0%	9.6%	11.3%	13.0%
Other Financial Information(2)
Total stores at year-end	1,044	1,069	1,077	1,075	1,070
Capital expenditures	$93,939	$89,466	$75,904	$126,598	$243,564
Net sales per average selling square foot(4)	$602	$547	$526	$526	$563
Total selling square feet at end of period	4,962,923	5,028,493	5,026,144	4,981,595	4,920,285
Net sales per average gross square foot(4)	$489	$438	$422	$422	$452
Total gross square feet at end of period	6,023,278	6,290,284	6,288,425	6,215,355	6,139,663
Number of employees at end of period	44,000	39,600	39,900	38,800	36,900

(1)	All fiscal years presented include 52 weeks.

(2)	All amounts presented are from continuing operations and exclude MARTIN+OSA’s results of operations for all periods. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of MARTIN+OSA.
(3)	The comparable store sales increase for the period ended February 2, 2008 is compared to the corresponding 52 week period in Fiscal 2006.
(4)	Net sales per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Financial Information

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings

The registrant knows of no pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entities contemplated by Item 1117 of Regulation AB that would be material to Certificateholders, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed on October 11, 2011 pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement and incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in the servicing function for the transaction responsible for each applicable servicing criteria set forth in 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

31	Rule 15(d)-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Torchlight Loan Services, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Pentalpha Surveillance, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, National Tax Search, LLC, as servicing function participant

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Torchlight Loan Services, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter
J. Theodore Borter, President
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 11, 2011, and filed by the registrant on October 11, 2011, and is incorporated by reference herein).

31	Rule 15(d)-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Torchlight Loan Services, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Pentalpha Surveillance, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed issuers, National Tax Search, LLC, as servicing function participant

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Torchlight Loan Services, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator