Form 10-K
period 2013-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2014-03-28
CIK 1530219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Exact names of the sponsors as specified in their charters)

New York	45-6538212 45-6538166 45-6538343
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 902-1000

(Registrant’s telephone number, including area code)

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

Not applicable.

EXPLANATORY NOTE

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j), these vendors are “servicers” for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB, Significant Obligor or Pool Assets Financial Information

The Park Place Mall mortgage loan (Control #1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,584,868 for the twelve month period ended December 31, 2013.

The 1551 Broadway mortgage loan (Control #2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $16,332,772 for the twelve month period ended December 31, 2013.

American Eagle Outfitters, Inc., the guarantor of the lease of the sole tenant at the mortgaged property that secures the 1551 Broadway mortgage loan (Control #2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101(k)(1) of Regulation AB. Set forth in the table below is the information required under Item 1112(b) of Regulation AB with respect to such significant obligor which was previously reported on such significant obligor’s Form 10-K filed on March 13, 2014, Accession Number 0001193125-14-098050:

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Summary of Operations (2)
Total net revenue	$3,305,802	$3,475,802	$3,120,065	$2,945,294	$2,927,730
Comparable sales increase (decrease)(3)	(6)%	9%	4%	(1)%	(3)%
Gross profit	$1,113,999	$1,390,322	$1,144,594	$1,182,151	$1,182,139
Gross profit as a percentage of net sales	33.7%	40.0%	36.7%	40.1%	40.4%
Operating income	$141,055	$394,606	$269,335	$339,552	$325,713
Operating income as a percentage of net sales	4.3%	11.4%	8.6%	11.5%	11.1%
Income from continuing operations	$82,983	$264,098	$175,279	$195,731	$228,298
Income from continuing operations as a percentage of net sales	2.5%	7.6%	5.6%	6.7%	7.8%
Per Share Results
Income from continuing operations per common share-basic	$0.43	$1.35	$0.90	$0.98	$1.11
Income from continuing operations per common share-diluted	$0.43	$1.32	$0.89	$0.97	$1.09
Weighted average common shares outstanding — basic	192,802	196,211	194,445	199,979	206,171
Weighted average common shares outstanding — diluted	194,475	200,665	196,314	201,818	209,512
Cash dividends per common share	$0.375	$2.05	$0.44	$0.93	$0.40
Balance Sheet Information
Total cash and short-term investments	$428,935	$630,992	$745,044	$734,695	$698,635
Long-term investments	$—	$—	$847	$5,915	$197,773
Total assets	$1,694,164	$1,756,053	$1,950,802	$1,879,998	$2,138,148
Short-term debt	$—	$—	$—	$—	$30,000
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,166,178	$1,221,187	$1,416,851	$1,351,071	$1,578,517
Working capital	$508,082	$705,898	$882,087	$786,573	$758,075
Current ratio	2.22	2.62	3.18	3.03	2.85
Average return on stockholders’ equity	7.0%	17.6%	11.0%	9.6%	11.3%
Other Financial Information (2)
Total stores at year-end	1,066	1,044	1,069	1,077	1,075
Capital expenditures	$278,499	$93,939	$89,466	$75,904	$126,598
Net sales per average selling square foot(4)	$547	$602	$547	$526	$526
Total selling square feet at end of period	5,205,948	4,962,923	5,028,493	5,026,144	4,981,595
Net sales per average gross square foot(4)	$444	$489	$438	$422	$422
Total gross square feet at end of period	6,503,486	6,023,278	6,290,284	6,288,425	6,215,355
Number of employees at end of period	40,400	40,100	39,600	39,900	38,800

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations and exclude 77kids’ and MARTIN+OSA’s results of operations for all periods. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.
(3)	The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.
(4)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

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

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the “2013 NTS Assessment”) for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.7. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance

During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation

Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB, Servicer Compliance Statement

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K, filed on October 11, 2011, and is incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on October 11, 2011, and is incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on October 11, 2011, and is incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Torchlight Loan Services, LLC, as Special Servicer

33.3	Citibank, N.A., as Certificate Administrator

33.4	U.S. Bank National Association, as Custodian

33.5	Pentalpha Surveillance, LLC, as Operating Advisor

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Torchlight Loan Services, LLC, as Special Servicer

34.3	Citibank, N.A., as Certificate Administrator

34.4	U.S. Bank National Association, as Custodian

34.5	Pentalpha Surveillance, LLC, as Operating Advisor

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Torchlight Loan Services, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014

GS Mortgage Securities Corporation II

(Depositor)

/s/ J. Theodore Borter
J. Theodore Borter, President
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K, filed on October 11, 2011, and is incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on October 11, 2011, and is incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on October 11, 2011, and is incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Torchlight Loan Services, LLC, as Special Servicer

33.3	Citibank, N.A., as Certificate Administrator

33.4	U.S. Bank National Association, as Custodian

33.5	Pentalpha Surveillance, LLC, as Operating Advisor

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Torchlight Loan Services, LLC, as Special Servicer

34.3	Citibank, N.A., as Certificate Administrator

34.4	U.S. Bank National Association, as Custodian

34.5	Pentalpha Surveillance, LLC, as Operating Advisor

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Torchlight Loan Services, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator