Form 10-K
period 2014-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2015-03-27
CIK 1530219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number of the issuing entity: 333-171508-01

Central Index Key Number of the issuing entity: 0001530219

GS Mortgage Securities Trust 2011-GC5

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

45-6538212 45-6538166 45-6538343
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification Numbers)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

                             New York, NY

(Address of principal executive offices of the issuing entity)

   10013

(Zip Code)

Registrant’s telephone number, including area code: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

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

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    ☐

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

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☒  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

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

Not applicable.

EXPLANATORY NOTES

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the Certificate Administrator to perform certain custodial services. These services are included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor or Pool Assets Financial Information

The Park Place Mall mortgage loan (Control #1 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,400,057 for the twelve-month period ended December 31, 2014.

The 1551 Broadway mortgage loan (Control #2 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,003,878 for the twelve-month period ended December 31, 2014.

American Eagle Outfitters, Inc., the guarantor of the lease of the sole tenant at the mortgaged property that secures the 1551 Broadway mortgage loan (Control #2 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101(k)(1) of Regulation AB. Set forth in the table below is the information required under Item 1112(b) of Regulation AB with respect to such significant obligor which was previously reported on such significant obligor’s Form 10-K filed on March 11, 2015, Accession Number 0001193125-15-087519:

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Summary of Operations(2)
Total net revenue	$3,282,867	$3,305,802	$3,475,802	$3,120,065	$2,945,294
Comparable sales increase (decrease)(3)	(5)%	(6)%	9%	4%	(1)%
Gross profit	$1,154,674	$1,113,999	$1,390,322	$1,144,594	$1,182,151
Gross profit as a percentage of net sales	35.2%	33.7%	40.0%	36.7%	40.1%
Operating income	$155,765	$141,055	$394,606	$269,335	$339,552
Operating income as a percentage of net sales	4.7%	4.3%	11.4%	8.6%	11.5%
Income from continuing operations	$88,787	$82,983	$264,098	$175,279	$195,731
Income from continuing operations as a percentage of net sales	2.6%	2.5%	7.6%	5.6%	6.7%

Per Share Results
Income from continuing operations per common share-basic	$0.46	$0.43	$1.35	$0.90	$0.98
Income from continuing operations per common share-diluted	$0.46	$0.43	$1.32	$0.89	$0.97
Weighted average common shares outstanding — basic	194,437	192,802	196,211	194,445	199,979
Weighted average common shares outstanding — diluted	195,135	194,475	200,665	196,314	201,818
Cash dividends per common share	$0.50	$0.375	$2.05	$0.44	$0.93

Balance Sheet Information
Total cash and short-term investments	$410,697	$428,935	$630,992	$745,044	$734,695
Long-term investments	$—	$—	$—	$847	$5,915
Total assets	$1,696,908	$1,694,164	$1,756,053	$1,950,802	$1,879,998
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,139,746	$1,166,178	$1,221,187	$1,416,851	$1,351,071
Working capital	$431,420	$512,513	$705,898	$882,087	$786,573
Current ratio	1.94	2.23	2.62	3.18	3.03
Average return on stockholders’ equity	7.7%	7.0%	17.6%	11.0%	9.6%

Other Financial Information(2)
Total stores at year-end	1,056	1,066	1,044	1,069	1,077
Capital expenditures	$245,002	$278,499	$93,939	$89,466	$75,904
Net sales per average selling square foot(4)	$525	$547	$602	$547	$526
Total selling square feet at end of period	5,294,744	5,205,948	4,962,923	5,028,493	5,026,144
Net sales per average gross square foot(4)	$420	$444	$489	$438	$422
Total gross square feet at end of period	6,613,100	6,503,486	6,023,278	6,290,284	6,288,425
Number of employees at end of period	38,000	40,400	40,100	39,600	39,900

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations for all periods presented. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.
(3)	The comparable sales increase for the period ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.
(4)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Financial Information

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings

The registrant knows of no pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entities contemplated by Item 1117 of Regulation AB that would be material to Certificateholders, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, and Citibank, N.A., as certificate administrator:

Deutsche Bank Trust Company Americas (“DBTCA”) has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

Citibank, N.A. (“Citibank”) is acting as Certificate Administrator of this CMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private label RMBS trusts for which Citibank serves as trustee filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

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

Item 1123 of Regulation AB, Servicer Compliance Statement

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Torchlight Loan Services, LLC, as Special Servicer

33.3	Citibank, N.A., as Certificate Administrator

33.4	U.S. Bank National Association, as Custodian

33.5	Pentalpha Surveillance, LLC, as Operating Advisor

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Torchlight Loan Services, LLC, as Special Servicer

34.3	Citibank, N.A., as Certificate Administrator

34.4	U.S. Bank National Association, as Custodian

34.5	Pentalpha Surveillance, LLC, as Operating Advisor

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Torchlight Loan Services, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II (Depositor)

/s/ J. Theodore Borter
J. Theodore Borter, President
(Senior Officer in Charge of Securitization of the Depositor)

Date: March 27, 2015

Exhibit Index

Exhibit No.

(1)	Not applicable

(2)	Not applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Torchlight Loan Services, LLC, as Special Servicer

33.3	Citibank, N.A., as Certificate Administrator

33.4	U.S. Bank National Association, as Custodian

33.5	Pentalpha Surveillance, LLC, as Operating Advisor

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Torchlight Loan Services, LLC, as Special Servicer

34.3	Citibank, N.A., as Certificate Administrator

34.4	U.S. Bank National Association, as Custodian

34.5	Pentalpha Surveillance, LLC, as Operating Advisor

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Torchlight Loan Services, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable