Form 10-K
period 2015-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2016-03-25
CIK 1530219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

as Certificate Administrator

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

Deutsche Bank Trust Company Americas (as successor to Deutsche Bank National Trust Company) acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement. The trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii). The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii), and each such party included Item 1122(d)(2)(iii) in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, consistent with industry practice, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.

Torchlight Loan Services, LLC (“Torchlight”) acted as special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to January 23, 2015, the date as of which Torchlight was removed as special servicer and replaced by LNR Partners, LLC (“LNR”). LNR is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after January 23, 2015. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), the percentage set forth above must be reduced for each special servicer pro rata because each was only acting as a special servicer of mortgage loans serviced under the Pooling and Servicing Agreement for a portion of the reporting period covered by this Annual Report on Form 10-K. As a result, Torchlight falls below the de minimis requirements in Item 1123 of Regulation AB and no servicer compliance statements for Torchlight is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Park Place Mall Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,825,443.00 for the twelve- month period ended December 31, 2015.

The 1551 Broadway Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,431,139.00 for the twelve- month period ended December 31, 2015.

American Eagle Outfitters, Inc., the guarantor of the lease of the sole tenant at the mortgaged property that secures the 1551 Broadway mortgage loan (Control Number 2 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101(k)(1) of Regulation AB. Set forth in the table below is the information required under Item 1112(b) of Regulation AB with respect to such significant obligor which was previously reported on such significant obligor’s Form 10-K filed on March 10, 2016, Accession Number 0001564590-16-014422:

	For the Years Ended(1)
(In thousands, except per share amounts, ratios and other financial information)	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Summary of Operations(2)
Total net revenue	$3,521,848	$3,282,867	$3,305,802	$3,475,802	$3,120,065
Comparable sales increase (decrease)(3)	7%	(5)%	(6)%	9%	4%
Gross profit	$1,302,734	$1,154,674	$1,113,999	$1,390,322	$1,144,594
Gross profit as a percentage of net sales	37.0%	35.2%	33.7%	40.0%	36.7%
Operating income	$319,878	$155,765	$141,055	$394,606	$269,335
Operating income as a percentage of net sales	9.1%	4.7%	4.3%	11.4%	8.6%
Income from continuing operations	$213,291	$88,787	$82,983	$264,098	$175,279
Income from continuing operations as a percentage of net sales	6.1%	2.6%	2.5%	7.6%	5.6%

Per Share Results
Income from continuing operations per common share-basic	$1.10	$0.46	$0.43	$1.35	$0.90
Income from continuing operations per common share-diluted	$1.09	$0.46	$0.43	$1.32	$0.89
Weighted average common shares outstanding — basic	194,351	194,437	192,802	196,211	194,445
Weighted average common shares outstanding — diluted	196,237	195,135	194,475	200,665	196,314
Cash dividends per common share	$0.50	$0.50	$0.38	$2.05	$0.44

Balance Sheet Information
Total cash and short-term investments	$260,067	$410,697	$428,935	$630,992	$745,044
Long-term investments	$—	$—	$—	$—	$847
Total assets	$1,612,246	$1,696,908	$1,694,164	$1,756,053	$1,950,802
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,051,376	$1,139,746	$1,166,178	$1,221,187	$1,416,851
Working capital	$259,693	$368,947	$462,604	$647,668	$833,326
Current ratio	1.56	1.80	2.11	2.49	3.06
Average return on stockholders’ equity	19.9%	7.0%	7.0%	17.6%	11.0%

Other Financial Information(2)
Total stores at year-end	1,047	1,056	1,066	1,044	1,069
Capital expenditures	$153,256	$245,002	$278,499	$93,939	$89,466
Net sales per average selling square foot(4)	$545	$525	$547	$602	$547
Total selling square feet at end of period	5,285,025	5,294,744	5,205,948	4,962,923	5,028,493
Net sales per average gross square foot(4)	$436	$420	$444	$489	$438
Total gross square feet at end of period	6,601,112	6,613,100	6,503,486	6,023,278	6,290,284
Number of employees at end of period	37,800	38,000	40,400	40,100	39,600

(1)	Except for the fiscal year ended February 2, 2013, which includes 53 weeks, all fiscal years presented include 52 weeks.
(2)	All amounts presented are from continuing operations for all periods presented. Refer to Note 15 to the accompanying Consolidated Financial Statements for additional information regarding the discontinued operations of 77kids.
(3)	The comparable sales increase for Fiscal 2012 ended February 2, 2013 is compared to the corresponding 53 week period in Fiscal 2011. Additionally, comparable sales for all periods include AEO Direct sales.
(4)	Total net revenue per average square foot is calculated using retail store sales for the year divided by the straight average of the beginning and ending square footage for the year.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas (as successor to Deutsche Bank National Trust Company), as trustee, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as custodian:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Deutsche Bank National Trust Company, as Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on October 11, 2011 under Commission File No. 333-171508-01 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 11, 2011 under Commission File No. 333-171508-01 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 11, 2011 under Commission File No. 333-171508-01 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Torchlight Loan Services, LLC, as Special Servicer prior to January 23, 2015

33.3	LNR Partners, LLC, as Special Servicer on and after January 23, 2015

33.4	Citibank, N.A., as Certificate Administrator

33.5	U.S. Bank National Association, as Custodian

33.6	Pentalpha Surveillance LLC, as Operating Advisor

33.7	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8	National Tax Search, LLC, as Servicing Function Participant

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Torchlight Loan Services, LLC, as Special Servicer prior to January 23, 2015

34.3	LNR Partners, LLC, as Special Servicer on and after January 23, 2015

34.4	Citibank, N.A., as Certificate Administrator

34.5	U.S. Bank National Association, as Custodian

34.6	Pentalpha Surveillance LLC, as Operating Advisor

34.7	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8	National Tax Search, LLC, as Servicing Function Participant

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer on and after January 23, 2015

35.3	Citibank, N.A., as Certificate Administrator

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison
Leah Nivison, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 25, 2016

Exhibit Index

Exhibit No.

(a)	List the following documents filed as a part of the report:

(1)	Not applicable

(2)	Not applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

4	Pooling and Servicing Agreement, dated as of October 1, 2011, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Pentalpha Surveillance, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank National Trust Company, as trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2011, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II, pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 11, 2011, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Torchlight Loan Services, LLC, as Special Servicer prior to January 23, 2015

33.3	LNR Partners, LLC, as Special Servicer on and after January 23, 2015

33.4	Citibank, N.A., as Certificate Administrator

33.5	U.S. Bank National Association, as Custodian

33.6	Pentalpha Surveillance, LLC, as Operating Advisor

33.7	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8	National Tax Search, LLC, as Servicing Function Participant

34	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Torchlight Loan Services, LLC, as Special Servicer prior to January 23, 2015

34.3	LNR Partners, LLC, as Special Servicer on and after January 23, 2015

34.4	Citibank, N.A., as Certificate Administrator

34.5	U.S. Bank National Association, as Custodian

34.6	Pentalpha Surveillance, LLC, as Operating Advisor

34.7	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8	National Tax Search, LLC, as Servicing Function Participant

35	Servicer Compliance Statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Torchlight Loan Services, LLC, as Special Servicer

35.3	Citibank, N.A., as Certificate Administrator

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable