Form 10-K/A
period 2019-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2020-04-01
CIK 1530219

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 26, 2020 (the “Original Form 10-K”) is to provide the financial information for the 1551 Broadway Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement) required by Item 1112(b) of Regulation AB. Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the 1551 Broadway Mortgage Loan was $19,729,491.00 for the twelve-month period ended December 31, 2019.

Item 15. Exhibits, Financial Statement Schedules

31Rule 13a-14(d)/15d-14(d) Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 31, 2020

4