Form 10-K/A
period 2019-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2020-05-01
CIK 1530219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 26, 2020 (the “Original Form 10-K”) is to revise Amendment No. 1 to the Original Form 10-K, filed with the Securities and Exchange Commission on April 1, 2020 (“Amendment No. 1”) to comply with the requirements of the Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, Release No. 34-88465, dated March 25, 2020 (the “Order”).

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

The Original Form 10-K did not provide net operating income for the 1551 Broadway Mortgage Loan, and such information was included in Amendment No. 1 and is included in this Amendment No. 2 in reliance on the Order.  At the time the Original 10-K was filed, Wells Fargo Bank, National Association, the master servicer of the related mortgage loan, had informed the Registrant that it had been unable to obtain the financial information due to the disruptions in the commercial real estate business and associated challenges in communication arising from COVID-19.

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

Date: May 1, 2020

5