Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2011-GC5
filed 2021-03-26
CIK 1530219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Park Place Mall Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,537,386.97 for the twelve- month period ended December 31, 2020.

The 1551 Broadway Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,269,928.11 for the twelve- month period ended December 31, 2020.

American Eagle Outfitters, Inc., the guarantor of the lease of the sole tenant at the mortgaged property that secures the 1551 Broadway Mortgage Loan (Control Number 2 on Annex A to the prospectus supplement of the registrant relating to the issuing entity filed on October 11, 2011 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101(k)(1) of Regulation AB. Set forth in the table below is the information required under Item 1112(b) of Regulation AB with respect to such significant obligor which was previously reported on such significant obligor’s Form 10-K filed on March 11, 2021, Accession Number 0001564590-21-012543 (the “Significant Obligor Filing”):

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Balance Sheets

	January 30,	February 1,	February 2,
(In thousands, except per share amounts)	2021	2020	2019
Assets
Current assets:
Cash and cash equivalents	$850,477	$361,930	$ 333,330
Short-term investments (available for sale)	-	55,000	92,135
Merchandise inventory	405,445	446,278	424,404
Accounts receivable, net	146,102	119,064	93,477
Prepaid expenses and other	120,619	65,658	102,907
Total current assets	1,522,643	1,047,930	1,046,253
Property and equipment, at cost, net of accumulated depreciation	623,808	735,120	742,149
Operating lease right-of-use assets	1,155,965	1,418,916	-
Intangible assets, net, including goodwill	70,332	53,004	58,167
Non-current deferred income taxes	33,045	22,724	14,062
Other assets	29,013	50,985	42,747
Total assets	$3,434,806	$3,328,679	$ 1,903,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$255,912	$285,746	$ 240,671
Current portion of operating lease liabilities	328,624	299,161	-
Accrued income and other taxes	14,150	9,514	20,064
Accrued compensation and payroll taxes	142,272	43,537	82,173
Unredeemed gift cards and gift certificates	62,181	56,974	53,997
Other current liabilities and accrued expenses	55,343	56,824	145,740
Total current liabilities	858,482	751,756	542,645
Non-current liabilities:
Long-term debt, net	325,290	-	-
Non-current operating lease liabilities	1,148,742	1,301,735	-
Other non-current liabilities	15,627	27,335	73,178
Total non-current liabilities	1,489,659	1,329,070	73,178
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.01 par value; 600,000 shares authorized; 249,566 shares issued; 166,335 and 166,993 shares outstanding, respectively	2,496	2,496	2,496
Contributed capital	663,718	577,856	574,929
Accumulated other comprehensive loss, net of tax	(40,748)	(33,168)	(34,832)
Retained earnings	1,868,613	2,108,292	2,054,654
Treasury stock, 83,231 and 82,573 shares, respectively, at cost	(1,407,414)	(1,407,623)	(1,309,692)
Total stockholders' equity	1,086,665	1,247,853	1,287,555
Total liabilities and stockholders’ equity	$3,434,806	$3,328,679	$ 1,903,378

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Operations

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands, except per share amounts)	2021	2020	2019
Total net revenue	$3,759,113	$4,308,212	$4,035,720
Cost of sales, including certain buying, occupancy and warehousing expenses	2,610,966	2,785,911	2,548,082
Gross profit	1,148,147	1,522,301	1,487,638
Selling, general and administrative expenses	977,264	1,029,412	980,610
Impairment, restructuring and COVID-19 related charges	279,826	80,494	1,568
Depreciation and amortization expense	162,402	179,050	168,331
Operating (loss) income	(271,345)	233,345	337,129
Interest expense (income), net	24,610	(6,202)	(3,492)
Other income, net	(3,682)	(5,731)	(4,479)
(Loss) income before income taxes	(292,273)	245,278	345,100
(Benefit) provision for income taxes	(82,999)	54,021	83,198
Net (loss) income	$(209,274)	$191,257	$261,902

Basic net (loss) income per common share	$(1.26)	$1.13	$1.48

Diluted net (loss) income per common share	$(1.26)	$1.12	$1.47

Weighted average common shares outstanding - basic	166,455	169,711	176,476
Weighted average common shares outstanding - diluted	166,455	170,867	178,035

AMERICAN EAGLE OUTFITTERS, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended
	January 30,	February 1,	February 2,
(In thousands)	2021	2020	2019
Net (loss) income	$(209,274)	$191,257	$261,902
Other comprehensive gain (loss):
Foreign currency translation (loss) gain	(7,580)	1,664	(4,037)
Other comprehensive (loss) gain	(7,580)	1,664	(4,037)

Comprehensive (loss) income	$(216,854)	$192,921	$257,865

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, and U.S. Bank National Association, as custodian.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

Date: March 26, 2021